Form 10-K
period 2008-12-31
Citigroup Commercial Mortgage Trust 2008-C7
filed 2009-03-27
CIK 1429298

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-141648-03

      Citigroup Commercial Mortgage Trust 2008-C7
      (exact name of issuing entity as specified in its charter)

      Citigroup Commercial Mortgage Securities Inc.
      (exact name of the depositor as specified in its charter)

      Citigroup Global Markets Realty Corp.
      Goldman Sachs Mortgage Company
      (exact name of the sponsors as specified in their charter)



  Delaware                                86-1073506
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  388 Greenwich Street
   New York, NY                                10013
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 816-6000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 11.     Executive Compensation.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The One Liberty Plaza mortgaged property constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited Net Operating Income of this significant obligor was $69,741,927.00 for the period of January 1, 2008 through December 31, 2008.

The Scottsdale Fashion Square mortgaged property constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with
Item 1112(b) of Regulation AB, the most recent unaudited Net Operating
Income of this significant obligor was $40,209,983.58 for the period of January 1, 2008 through December 31, 2008.

The Brookfield Financial Properties, L.P. (limited guarantor for the One Liberty Plaza mortgage loan) constitutes a significant obligor within the meaning of 1101(k)(1) of Regulation AB.


The following table presents certain financial information relating to the limited guarantor:

Brookfield Financial Properties, L.P.

Selected Income Statement Data^(1)            2004^(2)          (2005)         (2006)         (2007)          (2008)
(dollars in thousands)                                                                                     (Unaudited)

Rental Income                                 $332,691        $361,015       $372,378       $387,854        $418,767
Total Income                                  $610,154        $559,442       $576,381       $542,444        $569,735

Property Operations Expenses                   137,891         178,487        193,103        190,966         199,729
Interest                                       150,779         164,556        177,862        170,730         169,134
Total Expenses                                $352,347        $428,838       $460,131       $470,527        $459,649

Net Income^(3)                                $257,807        $130,604       $116,250       $117,972        $157,924


Selected Balance Sheet Data^(1)
(dollars in thousands)

Commercial Properties                       $3,122,076      $3,147,489     $3,109,353     $3,132,261      $3,070,286
Total Assets                                $4,169,992      $4,276,497     $4,338,557     $4,617,353      $4,690,648

Long-Term Commercial Property Debt           2,551,591       2,477,027      2,395,932      2,543,231       2,469,250
Total Liabilities                           $2,673,774      $2,649,675     $2,595,485     $2,770,254      $2,685,625

Partners' Capital                           $1,496,218      $1,626,822     $1,743,072     $1,847,099      $2,005,023


(1) As  provided by the Limited Guarantor.

(2) In 2004, the Limited Guarantor amended its policy regarding rent recognition and the amortization of tenant improvement costs to reflect a recognition period that commences when the tenant improvements are substantially complete, rather than upon lease commencement. As a result of this change, opening Partner's Capital at January 1, 2004 was restated in the cumulative amount of $17.2 million. The financial statements for the years prior to January 1, 2004 were not restated and re-issued to reflect the effects of this correction.

(3) Earnings per common share information is not provided because Brookfield Financial Properties, L.P. is a limited partnership.




Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

None.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

None.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceedings pending against, or proceedings contemplated by government authorities against, the sponsor, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to certificateholders.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated April 22, 2008.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

See Item 15, exhibits (33) and (34)

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Deutsche Bank National Trust Company ("DB"), and attached to this Report on Form 10-K describes the following material instance of noncompliance:

For servicing criterion 1122(d)(1)(i), policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the certificateholders within the timeframe required by the transaction agreements.

In this transaction, Deutsche Bank Trust Company Americas ("DB") served as Certificate Administrator and Paying Agent. DB has informed us that the material instance of noncompliance disclosed in DB's Report on Assessment of Compliance with Servicing Criteria for 2008 is not related to any of DB's duties as Certificate Administrator or Paying Agent on this transaction.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

Bank of America has informed us that: (i) the conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error; and (ii) appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, Bank of America does not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.



Item 1123 of Regulation AB, Servicer Compliance Statement.

See Item 15, exhibit (35)



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this annual report on Form 10-K:
      (1) Not Applicable
      (2) Not Applicable
      (3) The exhibits required by Item 601 of Regulation S-K and by paragraph
      (b) below.

  (4) Pooling and Servicing Agreement dated as of April 1, 2008, among Citigroup Commercial Mortgage Securities Inc. as depositor, Midland Loan Services, Inc. as master servicer no. 1, Capmark Finance Inc. as master servicer no. 2, LNR Partners, Inc. as special servicer and Wells Fargo Bank, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the current report on Form 8-K of the registrant, as originally filed with the commission May 12, 2008).

  (4.1) Section 3.28(d) of the Pooling and Servicing Agreement dated as of April 1, 2008, among Citigroup Commercial Mortgage Securities Inc. as depositor, Capmark Finance Inc. as master servicer, Midland Loan Services Inc. as master servicer, LNR Partners, Inc. as special servicer and Wells Fargo Bank, N.A. as trustee (incorporated herein by reference from Exhibit 4 of the current report on Form 8-K/A of the registrant, as orginally filed with the commission on June 26, 2008).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Capmark Finance Inc. as Primary Servicer
    33.3 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    33.4 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    33.5 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    33.6 Capmark Finance Inc. as Primary Servicer for the CGM RRI Hotel Portfolio loan
    33.7 Capmark Finance Inc. as Primary Servicer for the Lincoln Square loan
    33.8 Capmark Finance Inc. as Primary Servicer for the Seattle Space Needle loan
    33.9 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    33.10 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    33.11 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    33.12 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    33.13 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Bush Terminal loan
    33.14 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the One Liberty Plaza loan
    33.15 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Scottsdale Fashion Square loan
    33.16 LNR Partners, Inc. as Special Servicer
    33.17 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    33.18 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    33.19 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    33.20 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    33.21 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    33.22 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    33.23 Midland Loan Services, Inc. as Master Servicer
    33.24 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    33.25 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    33.26 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    33.27 Wells Fargo Bank, N.A. as Trustee
    33.28 Wells Fargo Bank, N.A. as Custodian
    33.29 Wells Fargo Bank, N.A. as Custodian for the CGM RRI Hotel Portfolio loan
    33.30 Wells Fargo Bank, N.A. as Custodian for the Lincoln Square loan
    33.31 Wells Fargo Bank, N.A. as Custodian for the Seattle Space Needle loan
    33.32 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    33.33 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    33.34 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan
    33.35 Zenta, LLC (f/k/a Global Realty Outsourcing, Inc) as Sub-Contractor for Wachovia
    Bank, National Association



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Capmark Finance Inc. as Primary Servicer
    34.3 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    34.4 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    34.5 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    34.6 Capmark Finance Inc. as Primary Servicer for the CGM RRI Hotel Portfolio loan
    34.7 Capmark Finance Inc. as Primary Servicer for the Lincoln Square loan
    34.8 Capmark Finance Inc. as Primary Servicer for the Seattle Space Needle loan
    34.9 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    34.10 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    34.11 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    34.12 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    34.13 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Bush Terminal loan
    34.14 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the One Liberty Plaza loan
    34.15 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Scottsdale Fashion Square loan
    34.16 LNR Partners, Inc. as Special Servicer
    34.17 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    34.18 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    34.19 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    34.20 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    34.21 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    34.22 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    34.23 Midland Loan Services, Inc. as Master Servicer
    34.24 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    34.25 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    34.26 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    34.27 Wells Fargo Bank, N.A. as Trustee
    34.28 Wells Fargo Bank, N.A. as Custodian
    34.29 Wells Fargo Bank, N.A. as Custodian for the CGM RRI Hotel Portfolio loan
    34.30 Wells Fargo Bank, N.A. as Custodian for the Lincoln Square loan
    34.31 Wells Fargo Bank, N.A. as Custodian for the Seattle Space Needle loan
    34.32 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    34.33 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    34.34 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan
    34.35 Zenta, LLC (f/k/a Global Realty Outsourcing, Inc) as Sub-Contractor for Wachovia
    Bank, National Association



   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    35.3 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    35.4 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    35.5 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    35.6 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    35.7 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    35.8 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the Bush Terminal loan
    35.9 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the One Liberty Plaza loan
    35.10 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the Scottsdale Fashion Square loan
    35.11 LNR Partners, Inc. as Special Servicer
    35.12 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    35.13 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    35.14 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    35.15 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    35.16 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    35.17 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    35.18 Midland Loan Services, Inc. as Master Servicer
    35.19 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    35.20 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    35.21 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    35.22 Wells Fargo Bank, N.A. as Trustee
    35.23 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    35.24 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    35.25 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan



   (b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagraph (a)(3) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Citigroup Commercial Mortgage Securities Inc.
   (Depositor)


   /s/ Paul T. Vanderslice
   Paul T. Vanderslice, Managing Director
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2009



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement dated as of April 1, 2008, among Citigroup Commercial Mortgage Securities Inc. as depositor, Midland Loan Services, Inc. as master servicer no. 1, Capmark Finance Inc. as master servicer no. 2, LNR Partners, Inc. as special servicer and Wells Fargo Bank, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the current report on Form 8-K of the registrant, as originally filed with the commission May 12, 2008).

   (4.1) Section 3.28(d) of the Pooling and Servicing Agreement dated as of April 1, 2008, among Citigroup Commercial Mortgage Securities Inc. as depositor, Capmark Finance Inc. as master servicer, Midland Loan Services Inc. as master servicer, LNR Partners, Inc. as special servicer and Wells Fargo Bank, N.A. as trustee (incorporated herein by reference from Exhibit 4 of the current report on Form 8-K/A of the registrant, as orginally filed with the commission on June 26, 2008).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Capmark Finance Inc. as Primary Servicer
    33.3 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    33.4 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    33.5 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    33.6 Capmark Finance Inc. as Primary Servicer for the CGM RRI Hotel Portfolio loan
    33.7 Capmark Finance Inc. as Primary Servicer for the Lincoln Square loan
    33.8 Capmark Finance Inc. as Primary Servicer for the Seattle Space Needle loan
    33.9 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    33.10 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    33.11 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    33.12 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    33.13 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Bush Terminal loan
    33.14 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the One Liberty Plaza loan
    33.15 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Scottsdale Fashion Square loan
    33.16 LNR Partners, Inc. as Special Servicer
    33.17 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    33.18 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    33.19 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    33.20 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    33.21 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    33.22 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    33.23 Midland Loan Services, Inc. as Master Servicer
    33.24 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    33.25 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    33.26 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    33.27 Wells Fargo Bank, N.A. as Trustee
    33.28 Wells Fargo Bank, N.A. as Custodian
    33.29 Wells Fargo Bank, N.A. as Custodian for the CGM RRI Hotel Portfolio loan
    33.30 Wells Fargo Bank, N.A. as Custodian for the Lincoln Square loan
    33.31 Wells Fargo Bank, N.A. as Custodian for the Seattle Space Needle loan
    33.32 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    33.33 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    33.34 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan
    33.35 Zenta, LLC (f/k/a Global Realty Outsourcing, Inc) as Sub-Contractor for Wachovia
    Bank, National Association


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Capmark Finance Inc. as Primary Servicer
    34.3 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    34.4 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    34.5 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    34.6 Capmark Finance Inc. as Primary Servicer for the CGM RRI Hotel Portfolio loan
    34.7 Capmark Finance Inc. as Primary Servicer for the Lincoln Square loan
    34.8 Capmark Finance Inc. as Primary Servicer for the Seattle Space Needle loan
    34.9 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    34.10 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    34.11 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    34.12 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    34.13 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Bush Terminal loan
    34.14 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the One Liberty Plaza loan
    34.15 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee and Custodian for the Scottsdale Fashion Square loan
    34.16 LNR Partners, Inc. as Special Servicer
    34.17 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    34.18 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    34.19 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    34.20 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    34.21 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    34.22 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    34.23 Midland Loan Services, Inc. as Master Servicer
    34.24 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    34.25 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    34.26 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    34.27 Wells Fargo Bank, N.A. as Trustee
    34.28 Wells Fargo Bank, N.A. as Custodian
    34.29 Wells Fargo Bank, N.A. as Custodian for the CGM RRI Hotel Portfolio loan
    34.30 Wells Fargo Bank, N.A. as Custodian for the Lincoln Square loan
    34.31 Wells Fargo Bank, N.A. as Custodian for the Seattle Space Needle loan
    34.32 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    34.33 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    34.34 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan
    34.35 Zenta, LLC (f/k/a Global Realty Outsourcing, Inc) as Sub-Contractor for Wachovia
    Bank, National Association


   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Capmark Finance Inc. as Master Servicer for the CGM RRI Hotel Portfolio loan
    35.3 Capmark Finance Inc. as Master Servicer for the Lincoln Square loan
    35.4 Capmark Finance Inc. as Master Servicer for the Seattle Space Needle loan
    35.5 Deutsche Bank Trust Company Americas as Certificate Administrator for the CGM RRI
    Hotel Portfolio loan
    35.6 Deutsche Bank Trust Company Americas as Certificate Administrator for the Lincoln
    Square loan
    35.7 Deutsche Bank Trust Company Americas as Certificate Administrator for the Seattle
    Space Needle loan
    35.8 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the Bush Terminal loan
    35.9 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the One Liberty Plaza loan
    35.10 Bank of America, National Association, as successor by merger to LaSalle Bank,
    National Association as Trustee for the Scottsdale Fashion Square loan
    35.11 LNR Partners, Inc. as Special Servicer
    35.12 LNR Partners, Inc. as Special Servicer for the Bush Terminal loan
    35.13 LNR Partners, Inc. as Special Servicer for the CGM RRI Hotel Portfolio loan
    35.14 LNR Partners, Inc. as Special Servicer for the Lincoln Square loan
    35.15 LNR Partners, Inc. as Special Servicer for the One Liberty Plaza loan
    35.16 LNR Partners, Inc. as Special Servicer for the Scottsdale Fashion Square loan
    35.17 LNR Partners, Inc. as Special Servicer for the Seattle Space Needle loan
    35.18 Midland Loan Services, Inc. as Master Servicer
    35.19 Wachovia Bank, National Association as Master Servicer for the Bush Terminal loan
    35.20 Wachovia Bank, National Association as Master Servicer for the One Liberty Plaza
    loan
    35.21 Wachovia Bank, National Association as Master Servicer for the Scottsdale Fashion
    Square loan
    35.22 Wells Fargo Bank, N.A. as Trustee
    35.23 Wells Fargo Bank, N.A. as Trustee for the CGM RRI Hotel Portfolio loan
    35.24 Wells Fargo Bank, N.A. as Trustee for the Lincoln Square loan
    35.25 Wells Fargo Bank, N.A. as Trustee for the Seattle Space Needle loan
